Form 10-K
GSAA Home Equity Trust 2007-S1
filed 2008-03-31
CIK 1389937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-139817-04

                       GSAA Home Equity Trust 2007-S1
          (Exact name of Issuing Entity as specified in its Charter)

                       GS Mortgage Securities Corp.
      (Exact name of registrant (depositor) as specified in its Charter)

                     Goldman Sachs Mortgage Company
             (Exact name of sponsor as specified in its Charter)

                                                       REMIC I  20-8699714
                                                      REMIC II  20-8699732
                                                     REMIC III  20-8699747
                   New York                           REMIC IV  20-8699764
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment
     to this Form 10-K.         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services.

     Not Applicable.

              ADDITIONAL DISCLOSURE ITEM FOR REGULATION AB

     Item 1112(b) of Regulation AB, Significant Obligors Pool Assets (Financial Information).

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     This report does not include audited financial statements of CIFG Assurance North America, Inc. ("CIFG") as of December 31, 2007 required by Item 1114(b)(2) of Regulation AB. CIFG has informed the Registrant that it is currently working closely with its accountants to finalize its GAAP financials for that period.

     The Registrant will continue to endeavor to obtain from CIFG the audited financial statements of CIFG for the fiscal year ended
     December 31, 2007. If and when it receives such financial statements, the Registrant will file an amendment to this report that includes such financial statements. However, there can be no assurance as to when, or if, such financial statements will be delivered to the Registrant.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     Goldman Sachs Mitsui Marine Derivative Products, L.P. provides an interest
     rate swap agreement for the issuing entity.   No additional disclosure is
     necessary because the significance percentage for the interest rate swap agreement is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     Legal Proceedings Regarding Ocwen Loan Servicing, LLC

     As of the date of the 424(b)(5) filing, Ocwen Loan Servicing, LLC ("Ocwen"), as successor in interest to Ocwen Federal Bank, and OCN were defendants in several potential class action lawsuits challenging
     Ocwen's mortgage servicing practices. To date, no such lawsuit has been certified by any court as a class action. On April 13, 2004, these lawsuits were consolidated in a single proceeding in the United States District Court for the District of Illinois under caption styled:
     Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. Ocwen believes that its servicing practices comply with legal requirements and is vigorously defending against such lawsuits. Ocwen is also subject to various other routine pending litigation in the ordinary course of its business. While the outcome of litigation is always uncertain, Ocwen's management is of the opinion that the resolution of any of these claims and lawsuits will not have a material adverse effect on the results of its operations or financial condition or its ability to service the mortgage loans.

     On February 9, 2006, a trial court in Galveston, Texas entered judgment in the amount of $1.8 million in compensatory and statutory damages and attorneys' fees against Ocwen in favor of a plaintiff borrower whose mortgage loan was serviced by Ocwen. The plaintiff brought the claims under the Texas Deceptive Trade Practices Act and other state statutes and common law generally alleging that Ocwen engaged in improper loan servicing practices. Ocwen believes that the judgment is against the weight of evidence and contrary to law and that the attorneys' fees award, which comprises $1.1 million of the judgment should be reduced as impermissibly excessive. Ocwen appealed the decision and will continue to vigorously defend this matter.

     On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, "ABFS") alleging various improper activities and conduct that have harmed ABFS. Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations. Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.

     The litigation which had an initial judgment against Ocwen rendered on February 9, 2006, in a trial court in Galveston, Texas concluded with a final settlement on January 16, 2008. There are no further updates to the disclosure of legal proceedings previously provided in the Prospectus Supplement.

     As of the date of the 424(b)(5) filing, Ocwen Loan Servicing, LLC ("Ocwen"), as successor in interest to Ocwen Federal Bank, and OCN were defendants in several potential class action lawsuits challenging Ocwen's mortgage servicing practices. To date, no such lawsuit has been certified by any court as a class action. On April 13, 2004, these lawsuits were consolidated in a single proceeding in the United States District Court for the District of Illinois under caption styled: Ocwen Federal Bank
     FSB Mortgage Servicing Litigation, MDL Docket No. 1604. Ocwen believes that its servicing practices comply with legal requirements and is vigorously defending against such lawsuits. Ocwen is also subject to various other routine pending litigation in the ordinary course of its business. While the outcome of litigation is always uncertain, Ocwen's management is of the opinion that the resolution of any of these claims and lawsuits will not have a material adverse effect on the results of its operations or financial condition or its ability to service the mortgage loans.

     On February 9, 2006, a trial court in Galveston, Texas entered judgment in the amount of $1.8 million in compensatory and statutory damages and attorneys' fees against Ocwen in favor of a plaintiff borrower whose mortgage loan was serviced by Ocwen. The plaintiff brought the claims under the Texas Deceptive Trade Practices Act and other state statutes and common law generally alleging that Ocwen engaged in improper loan servicing practices. Ocwen believes that the judgment is against the weight of evidence and contrary to law and that the attorneys' fees award, which comprises $1.1 million of the judgment should be reduced as impermissibly excessive. Ocwen appealed the decision and will continue to vigorously defend this matter.

     On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, "ABFS") alleging various improper activities and conduct that have harmed ABFS. Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations. Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.

     The litigation which had an initial judgment against Ocwen rendered on February 9, 2006, in a trial court in Galveston, Texas concluded with a final settlement on January 16, 2008. There are no further updates to the disclosure of legal proceedings previously provided in the 424(b)(5) filing.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on February 28, 2007 (Commission File No. 333-139817-04).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

     Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform. Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

     Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

     Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

     As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.

     American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, "American Security") has assessed its compliance with the Applicable Servicing Criteria for the period of January 1, 2007 through December 31, 2007 (the "Reporting Period") and has identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, American Security did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the related platform transactions necessary to determine compliance with Item 1122(d)(4)(xii).

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     a) See Exhibit 35.

     b) Material instances of noncompliance:

     Specialized Loan Servicing LLC ("SLS") assessed its compliance with its obligations under the Pooling and Servicing Agreement ("PSA") throughout 2007 and determined that an SLS Event of Default was trigged under Section 7.01(m) of the PSA for which SLS notified the depositor who determined not to enforce the Event of Default. Other than this default, there have been no material defaults by SLS in the fulfillment of its obligations under the PSA during the 2007 calendar year, except to the extent that any material defaults have been reported in Exhibits 33.6 or 34.6.



                                      PART IV

     ITEM 15. Exhibits and Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.


         (2) Not Applicable.

         (3)

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-04) filed on March 19, 2007 and is incorporated by reference herein.


        Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer Avelo Mortgage, L.L.C., as a servicer, Specialized Loan Servicing LLC, as a servicer, Wells Fargo Bank, National Association, as master servicer, U.S. Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-04) filed on October 23, 2007 and is incorporated by reference herein.

        4.2 Amendment No. 1 dated as of October 19, 2007 to the Pooling and Servicing Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer Avelo Mortgage, L.L.C., as a servicer, Specialized Loan Servicing LLC, as a servicer, Wells Fargo Bank, National Association, as master servicer, U.S. Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Avelo Mortgage L.L.C's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Specialized Loan Servicing LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.7 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.8 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report (Exhibit 33.1) for Year End December 31, 2007

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Avelo Mortgage L.L.C's Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Specialized Loan Servicing LLC's Report (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.7) for Year End December 31, 2007.

        Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.8) for Year End December 31, 2007.

        Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.3 Avelo Mortgage L.L.C's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.4 Specialized Loan Servicing LLC's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.





                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President
                                           (Senior Officer in Charge of
                                           Securitization of the Depositor)






     Date: March 31, 2008

     EXHIBIT INDEX

     Exhibit Document

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-04) filed on March 19, 2007 and is incorporated by reference herein.

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer Avelo Mortgage, L.L.C., as a servicer, Specialized Loan Servicing LLC, as a servicer, Wells Fargo Bank, National Association, as master servicer, U.S. Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-04) filed on October 23, 2007 and is incorporated by reference herein.

        4.2 Amendment No. 1 dated as of October 19, 2007 to the Pooling and Servicing Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer Avelo Mortgage, L.L.C., as a servicer, Specialized Loan Servicing LLC, as a servicer, Wells Fargo Bank, National Association, as master servicer, U.S. Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Avelo Mortgage L.L.C's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Specialized Loan Servicing LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.7 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.8 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report (Exhibit 33.1) for Year End December 31, 2007

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Avelo Mortgage L.L.C's Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Specialized Loan Servicing LLC's Report (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.7) for Year End December 31, 2007.

        Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.8) for Year End December 31, 2007.

        Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.3 Avelo Mortgage L.L.C's Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.4 Specialized Loan Servicing LLC's Annual Statement of Compliance for Year End December 31, 2007.